Form 10-K
period 2000-06-30
ACTEK INC
filed 2001-05-09
CIK 751156

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  year  ended  June  30,  2000

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period

                            Commission  File  Number
                                   2-92453-S

                                   ACTEK, INC.

            ct name of registrant as specified in its charter)

               WASHINGTON                                     91-1228719
(State  of  Incorporation  or  Organization)        (IRS  Employer  ID  Number)

                  12740 - 28TH. N.E., SEATTLE, WASHINGTON 98125
                    (Address of Principal Executive Offices)

                                  (206)363-0217
                         (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:

                                      NONE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.    ( )  YES     (X)  NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at June 30, 2000, was approximately $69,654. As of June 30, 2000, there were 69,654,420 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

Item  1.   Business                                                            3

Item  2.   Properties                                                          3

Item  3.   Legal  Proceedings                                                  3

Item  4.   Submission of Matters to a Vote of Security Members                 3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                              4

Item  6.   Selected  Financial  Data                                         4-5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                          5

Item  8.   Financial  Statements                                            6-12

Item  9.   Changes  in  and  Disagreements  with  Accountants                  6

                                    PART III

Item  10.  Directors and Executive Officers of the Registrant                 20

Item  11.  Executive  Compensation                                            20

Item  12.  Security Ownership of Certain Beneficial Owners and Management     20

Item  13.  Certain  Relationships  and  Related  Transactions                 20

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   20

               Signature  Page
               Exhibit  Index

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2000

                                     PART I


Item  1  -  BUSINESS

Actek, Inc. (the "Company") was incorporated under the laws of Washington in October 1981. The Company is the owner of various proprietary designs for controller products generally used for the automation of industrial machinery & specifically of the category called servo-motion-controllers &/or CNC controllers.

To the knowledge of the Company, these products cannot be patented. Consequently, there has been no claim of patent rights made by the Company related to these products. The Company protects its design rights via Copyright where applicable.

There are numerous Federal and State laws and regulations related to Environmental protection, which have direct application to electronic manufacturing activities. The more significant of these laws deal with wastewater discharge from various operations that the company does not perform at its facilities. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its activities.


Item  2  -  PROPERTIES

     The Company operates from a leased facility & has no ownership interest in any real property.

Item  3  -  LEGAL  PROCEEDINGS

  None


Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  2000.

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price ranges of the Company's common stock during each quarter of the years 2000 and 1999 is shown at PAR value due to the fact that there was no market maker then actively trading the company's stock, as follows:

                                  2000          1999
                                  ----          ----

                    High            Low              High             Low
                    ----            ---              ----             ---
1st  Quarter     No quotes        No quotes        No quotes        No quotes
2nd Quarter      No quotes        No quotes        No quotes        No quotes
3rd Quarter      No quotes        No quotes        No quotes        No quotes
4th Quarter      No quotes        No quotes        No quotes        No quotes


(b)     Approximate  Number  of  Equity  Security  Holders.
        ---------------------------------------------------

Title  Class  (1)                    Number  of  Record  Holders  June  30, 2000
------------                         -------------------------------------------
Common  stock,  par  value                       Approximately  320  (1)
$0.001  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

 (c)  No  dividends  were  paid  by  the  Company  in  2000  or  1999.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:


Selected  Income  Statement  Data:
                                   Fiscal Years Ended June 30,
                                   ---------------------------
   (In 000's)       1996          1997          1998          1999        2000
                    ----          ----          ----          ----        ----

Gross Revenues      $507          $871          $929          $1,122      $1,232

Net income (loss)     22            35           (42)            278          86
Per share            nil           nil          (nil)            nil         nil
Cash dividends
  per  share         -0-           -0-           -0-             -0-         -0-











Item  6  -  SELECTED  FINANCIAL  DATA  (CONTINUED)

The following data should be read in conjunction with the Company's financial statements and the notes thereto:


Selected  Balance  Sheet  Data:
                             Fiscal Years Ended June 30,
                             ---------------------------
   (In 000's)         1996          1997          1998        1999       2000
                      ----          ----          ----        ----       ----

Current Assets        $257          $364          $325        $568       $589
Current Liabilities     31           149           138         134         85

Working Capital        226           215           187         434        504
Total Assets           280           442           352         715        752
Long-term debt         172           157           143         122        122
Stockholders'
  Equity                84           154           89          460        546

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company realized gross revenues of $1,232,238 in fiscal year 2000 compared to $1,122,092 in fiscal year 1999, an approximate 9% increase and similar to increases in revenues during 1998, 1997 and 1996. The Company realized net income of $86,074 in fiscal year 2000 compared to $278,069 for fiscal year 1999. This lower profitability, is due, primarily to additional spending on product development and selling costs. Management believes that this additional spending will result in increased gross and net revenues in future years. At the same time, management points out that to generate significant increases in revenues, earlier, additional sources of funding would be necessary.

At June 30, 2000, the Company has $588,745 in current assets. This includes cash totaling $64,155. Current liabilities were $84,827 thus, the Company's working capital balance is $503,918 at June 30, 2000. Management points out that the results of our strategies over a long period of time has been an almost continuous reduction in liabilities; an almost continuous increase in assets and a resultant almost continuous increase in working capitol and shareholder equity. This, along with our aggressive Wright-off of intangible assets has resulted in a balance sheet and income statement that should provide confidence to all shareholders.

Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following  Part II of the report.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

In July 2000, the Company retained the certified public accounting firm of Williams and Webster, P.S. of Spokane, Washington as independent auditors for the fiscal 1999 and 2000 financial statements. There were no independent auditors in the period prior to Williams and Webster, P.S. fiscal years 1996 through 1998.

                                   ACTEK, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

























































                                   ACTEK, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS








Independent  Auditor's  Report                                8
Balance  Sheets                                               9
Statements  of  Operations                                10-11
Statements  of  Stockholders'  Equity                        12
Statements  of  Cash  Flows                                  13
Notes  to  the  Financial  Statements                     14-19












































The  Board  of  Directors
Actek,  Inc.
Seattle,  Washington


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Actek, Inc. as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actek, Inc. as of June 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
November  15,  2000

                                   ACTEK, INC.
                                 BALANCE SHEETS

                                                    June 30,          June 30,
                                                      2000             1999
                                                 --------------  ---------------
ASSETS
CURRENT  ASSETS
  Cash                                           $      64,155   $       77,596
  Accounts receivable, net of allowance
    for doubtful accounts                              143,132          194,694
  Inventory, net of reserve for
     obsolete inventory                                236,117          182,226
  Employee advances                                    145,341          113,511
                                                 --------------  ---------------
              TOTAL CURRENT ASSETS                     588,745          568,027
PROPERTY  AND  EQUIPMENT
  Equipment                                            145,157          135,443
  Vehicles                                              30,574           29,844
  Leasehold improvements                                 6,434            6,434
  Tooling                                               96,271           96,271
  Accumulated depreciation                            (244,474)        (232,367)
                                                 --------------  ---------------
           TOTAL PROPERTY AND EQUIPMENT                 33,962           35,625

OTHER  ASSETS
  Investments                                           48,094           10,100
  Deferred income taxes                                 81,487          101,571
                                                 --------------  ---------------
           TOTAL OTHER ASSETS                          129,581          111,671

TOTAL ASSETS                                     $     752,288   $      715,323

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
  Bank overdraft                                 $       3,879   $       30,648
  Accounts payable                                      48,220           69,052
  Accrued payroll and related liabilities               27,956           26,272
  Notes payable - current portion                        4,772            7,967
                                                 --------------  ---------------
        TOTAL CURRENT LIABILITIES                       84,827          133,939

LONG-TERM  DEBT
  Notes payable, net of current portion                121,754          121,751

COMMITMENTS AND CONTINGENCIES                              -                -

STOCKHOLDERS'  EQUITY
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 65,654,492
  issued and outstanding                                65,654           65,654
  Additional paid-in capital                           718,495          718,495
  Stock warrants                                         4,000            4,000
  Accumulated deficit                                 (241,035)        (328,679)
  Accumulated other comprehensive income                (1,407)             163
                                                 --------------  ---------------
            TOTAL STOCKHOLDERS' EQUITY                 545,707          459,633
                                                 --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     752,288   $      715,323
                                                 ==============  ===============

                                   ACTEK, INC.
                            STATEMENTS OF OPERATIONS

                                                  For The Years Ended June 30,
                                                      2000             1999
                                                 --------------  ---------------
REVENUES                                         $   1,232,238   $    1,122,092

COST  OF  SALES
  Materials                                            466,745          393,096
  Direct labor and burden                              255,355          205,596
  Occupancy expense                                     11,403           10,555
  Freight                                               21,694           17,385
  Depreciation and amortization                          2,212            1,409
  Supplies                                               7,556            5,267
                                                 --------------  ---------------
Total Cost of Sales                                    764,965          633,308

GROSS PROFIT                                           467,273          488,784

GENERAL  AND  ADMINISTRATIVE  EXPENSES
  Depreciation and amortization                          9,895            8,341
  Salaries, wages and benefits                         189,028          158,994
  Legal and professional                                29,715           31,523
  Insurance                                             26,352           22,864
  Bad debts                                             15,851           18,880
  Advertising                                           36,962           18,627
  Occupancy                                             11,403           10,555
  Other administrative expenses                         43,305           40,332
                                                 --------------  ---------------
Total General and Administrative Expenses              362,511          310,116

OPERATING INCOME                                       104,762          178,668

OTHER  INCOME  (EXPENSE)
  Dividend and interest income                          16,920           10,902
  Miscellaneous income                                      25              982
  Interest expense                                     (13,979)         (14,217)
                                                 --------------  ---------------
Total Other Income (Expense)                             2,966           (2,333)

INCOME BEFORE INCOME TAXES                             107,728          176,335

INCOME  TAXES
  Current                                              (20,084)         (34,063)
  Deferred                                                 -            135,634
                                                 --------------  ---------------
Total income taxes                                     (20,084)         101,571

NET INCOME                                              87,644          277,906
                                                 ==============  ===============

                                   ACTEK, INC.
                            STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                                  For The Years Ended June 30,
                                                      2000             1999
                                                 --------------  ---------------

OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Unrealized gain (loss) on
  market value of investments                           (1,570)             163

COMPREHENSIVE INCOME                             $      86,074   $      278,069

BASIC NET INCOME PER COMMON SHARE                $         nil   $           nil

DILUTED  NET  INCOME  PER  COMMON SHARE          $         nil   $           nil

WEIGHTED  AVERAGE  NUMBER  OF  BASIC
  COMMON SHARES OUTSTANDING                         65,654,492        65,654,492

WEIGHTED  AVERAGE  NUMBER  OF  DILUTED
  COMMON SHARES OUTSTANDING                         69,654,492        69,654,492

                                   ACTEK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accum-
                                                                             ulated
                    Common Stock                                            Other
                ----------------------  Additional             Accum-      Compre-
                  Number                Paid-in     Stock       ulated      hensive
                 Of Shares    Amount    Capital     Warrants   Deficit     Income
                ----------  ----------  ----------  ---------  ----------  ---------  ----------
Balance,
July 1, 1998    65,654,492  $  65,654   $ 718,495   $   4,000  $(606,585)  $     -    $ 181,564

Net income for
  the year
  ended June
   30, 1999            -          -            -           -     277,906         163    278,069
                ----------  ----------  ----------  ---------  ----------  ---------  ----------

Balance,
June 30, 1999   65,654,492     65,654      718,495       4,000  (328,679)        163    459,633

Net income
  for the year
  ended June
  30, 2000             -           -            -          -      87,644      (1,570)    86,074
                ----------  ----------  ----------  ---------  ----------  ---------  ----------
Balance,
June 30, 2000   65,654,492  $  65,654   $ 718,495   $  4,000   $(241,035)  $  (1,407) $  545,707
                ==========  ==========  ==========  =========  ==========  =========  ==========

                                   ACTEK, INC.
                             STATEMENT OF CASH FLOWS

                                                     For The Years Ended
                                                    June 30,          June 30,
                                                      2000             1999
                                                 --------------  ---------------
Cash  flows  from  operating  activities:
  Net income                                     $      87,644   $      277,906
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                         12,107            9,750
  Deferred income taxes                                    -           (135,634)
Changes  in  assets  and  liabilities:
  Accounts receivable                                   51,562          (70,534)
  Inventory                                            (53,891)         (24,895)
  Employee advances                                    (31,830)         (20,331)
  Prepaid expenses                                         -                400
  Other assets                                             -                402
  Bank overdraft                                       (26,769)          30,648
  Accounts payable                                     (20,851)         (26,179)
  Accrued expenses                                       1,684            2,460
  Interest payable                                          19           (1,669)
                                                 --------------  ---------------
Net cash provided by operating activities               19,675           42,324

Cash  flows  from  investing  activities:
  Purchase of equipment                                (10,444)         (18,973)
  Purchase of investments                              (39,564)          (9,937)
                                                 --------------  ---------------
Net cash used in investing activities                  (50,008)         (28,910)

Cash  flows  from  financing  activities:
  Payments of notes payable                             (3,192)         (13,620)
                                                 --------------  ---------------
Net cash used by financing activities                   (3,192)         (13,620)
                                                 --------------  ---------------

NET INCREASE (DECREASE) IN CASH                        (33,525)            (206)

CASH, BEGINNING OF PERIOD                               43,533           43,739
                                                 --------------  ---------------

CASH, END OF PERIOD                              $      10,008   $       43,533

SUPPLEMENTAL  INFORMATION
  Interest,  paid  in cash                       $      13,979   $       14,217
  Taxes,  paid  in  cash                         $         -     $         -

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Actek, Inc. (formerly Amtek Digital Systems, Inc.) (formerly American Processor Technology, Inc.) was incorporated in the State of Washington in 1981 for the purpose of developing and manufacturing electronic industrial-control products. The Company began by offering engineering services and complete systems on a turn-key basis to industrial customers for specific projects and problem solutions. As a result of these projects, a number of products were developed, some of which were specifically related to the control of servo-mechanisms using digital control technology.

In June, 1987, the Company completed a merger with Resource Reserve for the purpose of raising additional investment capital and the liquidity of its investment in Resource via the public trading of their stock. However, the Company did not realize any additional capital or gains as result of this merger.

During the period from 1987 to 1991, the Company downsized to allow continuation of the business based on obtainable sales. In addition, the president of the Company, personally guaranteed loans for the Company as a means of providing the necessary financing for Company growth.

Since 1992, the Company has experienced increased sales volume and has reinvested most of its discretionary revenue in new product development. This has enabled the Company to launch a new advertising campaign. Management plans to announce a series of new controller products in the first quarter of 2001.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of Actek, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ACCOUNTING  METHOD
The Company's financial statements are prepared using the accrual method accounting.

YEAR-END
The  Company  has  elected  a  June  30  year-end.

CASH  AND  CASH  EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Doubtful  Accounts
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. During the years ended June 30, 2000 and 1999, the Company expensed $15,851 and $18,880 as bad debts. Receivables are shown net of allowance for bad debts of $5,000 as of June 30, 2000 and 1999.

PROPERTY  AND  EQUIPMENT
Property, plant and equipment are stated at cost. All expenditures for improvements, replacements and additions are added to the asset accounts at cost. Expenditures for normal repairs and maintenance are charged against earnings as incurred.

Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets ranging from three to eleven years. Depreciation expense for the years ended June 30, 2000 and 1999 was $12,107 and $9,750, respectively.

BASIC  AND  DILUTED  NET  INCOME  PER  SHARE
Basic net income per share was computed by dividing the net income by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Diluted net income per share was computed by dividing the net income by the weighted average number of shares outstanding during the year assuming conversion of the outstanding warrants.

COMPENSATED  ABSENCES
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. Accrued vacation included in accrued expenses in the attached financial statements is $8,910 for the years ended June 30, 2000 and 1999.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
The carrying amounts for cash, accounts receivable, investments, accounts payable, notes payable and accrued liabilities approximate their fair value.

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

IMPAIRED  ASSET  POLICY
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000 and 1999.

REVENUE  RECOGNITION  POLICY
Revenues from sales of product are recognized when the product is shipped. Sales returns and allowances are recognized when incurred.

DERIVATIVE  INSTRUMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

ADVERTISING  POLICY
Advertising  costs  are  expensed  as  incurred.

PRINCIPLES  OF  CONSOLIDATION
The financial statements include those of Actek, Inc. and Resource Reserve. All significant inter-company accounts and transactions have been eliminated.


NOTE  3  -  INVENTORIES

Inventories consist primarily of raw materials, finished goods and goods purchased for resale and are valued at the lower of cost (first in, first out) or market. Inventories at June 30, 2000 and 1999 consist of the following:

                                           2000                1999
                                        ----------          ----------
     Raw  Materials                     $  181,773          $  140,285
     Goods  Purchased  for  Resale          49,084              37,881
     Finished  Goods                         5,260              4,060
                                        ----------          ----------
     Total                              $  236,117          $  182,226
                                        ==========          ==========

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  3  -  INVENTORIES  (CONTINUED)

At June 30, 2000 and 1999, the Company's inventories of $236,117 and $182,226 respectively were offset by a reserve for obsolescence of $2,500.


NOTE  4  -  INVESTMENTS

At June 30, 2000 and 1999 the Company's securities investments were considered as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

At  June  30,  2000  and  1999 the market values of investments were as follows:

                               June  30,  2000      June  30,  1999
                              ----------------     ----------------
     Common  Stock            $        39,194      $           -
     Debt  Securities                   8,900               10,100
                              ----------------     ----------------
                              $        48,094      $        10,000
                              ================     ================


NOTE  5  -  NOTES  PAYABLE

Notes  payable  consist  of  the  following  at  June  30,  2000  and  1999:

Creditor  and  Conditions                       2000                1999
-------------------------                    ----------          ----------

Bank  of  America,  line  of  credit,
secured  by  deed  of  trust  for  real
estate  owned  by  the  Company's
president,  interest  at  8.375%,  due
October  25,  2009.                          $  126,526          $        0

City  Bank,  unsecured,  May  11,  1994,
interest  at  8.75%,  monthly  payments  at
$2,475,  due  May  25,  1999.                        0              129,718
-------------------------                    ----------          ----------
Total                                       $   126,526          $  129,718
                                            ===========          ==========

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



NOTE  5  -  NOTES  PAYABLE  (CONTINUED)

Following  are  maturities  of  long-term  debt for each of the next five years:

          June  30,  2001                         $     4,772
          June  30,  2002                               5,188
          June  30,  2003                               5,639
          June  30,  2004                               6,130
          June  30,  2005                               6,664
                                                  -----------
                                                  $    28,393
                                                  ===========


NOTE  6  -  INCOME  TAXES

The Company has $407,435 of unused operating loss carryforwards available at June 30, 2000 that may be applied against future taxable income and that expire in various years from 2007 to 2013. The resulting amounts for deferred income tax asset are $81,487 and $101,571 for the years ended June 30, 2000 and 1999 respectively.


NOTE  7  -  COMMON  STOCK

Common stockholders are entitled to one vote per share and have the right to elect all directors.


NOTE  8  -  STOCK  WARRANTS

At June 30, 2000 and 1999, the Company had outstanding warrants to purchase 4,000,000 shares of the Company's common stock, at $0.001 per share. The warrants became exercisable on June 30, 1990 and expire June 30, 2999. At June 30, 2000 and 1999, the Company reserved 4,000,000 shares of common stock for that purpose.


NOTE  9  -  RELATED  PARTY  TRANSACTIONS

The Company has advances to an officer in the amounts of $111,041 and $91,045 at June 30, 2000 and 1999, respectively. These advances are uncollateralized, with no stated maturity, and bear no interest, however, interest was calculated at the applicable federal rate in place at June 30, 1999 and 2000 in the rate of 8.0% and 9.5% respectively. As of June 30, 2000 and 1999, imputed interest of $34,199 and $22,465, respectively, is included in employee advances.

                                   ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



NOTE  9  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)


The Company has a note payable as of June 30, 2000 that is secured by a deed of trust on real estate owned by the Company's president. See Note 5.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

The Company leases warehouse and office facilities in Seattle, Washington. The lease is a month-to-month agreement for $1,700 per month, while a longer extension to the lease is in negotiation.


NOTE  11  -  YEAR  2000  ISSUES

Like other companies, Actek, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time there have been no known problems related to the Year 2000 issue.

The Company has reviewed its technology and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with Year 2000 compliance are expensed when incurred.

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2000

                                    PART III




ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT



Name of Executive Officers              Principal Occupation, Five-Year Business
and Directors and Positions        AGE  Held History and Directorships
---------------------------------  ---  ----------------------------------------

Frederick  E.  Graham,                   Electrical Engineer & President of
President  and  Director           58    Actek, Inc. for more than the past
                                         five years.

Jeretta  C.  Graham,               64    Homemaker & Wife of the President of
Secretary  and  Director                 Actek, Inc. for more than five years

Erling  C. Hesla,                  76    Resigned 1988-Employed in engineering
Former  Director  and  founder           for more than the  past  five  years.


John  R.  Cook,                    57    Resigned 1989-Employed  in engineering
Former Vice-President,                   for more than the past five years.
Director  and  founder

William  Hofias,                   66    Resigned  1988-Retired
Former  Director

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

ITEM  11  -  EXECUTIVE  COMPENSATION

The  President  currently  draws  salary  in  the  amount  of  $78,000/year

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2000


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Frederick  E.  Graham  and  Jeretta  C.  Graham,  own  59,262,870  shares.

     John  R.  Cook  owns  997,362  shares  and  warrants  for  4,000,000 shares

     Erling  C.  Hesla  owns  1,274,570  shares


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, F. E. Graham, has often advanced cash to the Company. The total amount currently advanced was $0.00 as of June 30, 2000.


                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 8 of this report.

(b)  Exhibits

         No  additional  exhibits  are  filed  as  a  part  of  this  report.
































                                   Actek, Inc.
                             Form 10-K Annual Report
                        For the year ended June 30, 2000


                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Actek, Inc.
                                   -----------
                                  (Registrant)


/S/  Frederick E. Graham              /S/ Jeretta C. Graham
-------------------------------       --------------------------------
Frederick  E.  Graham                 Jeretta  C.  Graham
President  and  Director              Secretary  and  Director


     December  29,  2000                         December  29,  2000
     -------------------                         -------------------
Date                                   Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/  Frederick E. Graham              /S/ Jeretta C. Graham
-------------------------------       --------------------------------
Frederick  E.  Graham                    Jeretta  C.  Graham
President  and  Director                    Secretary  and  Director


     December  29,  2000                         December  29,  2000
     -------------------                         -------------------
Date                                   Date