Form 10-Q
period 2000-09-30
ACTEK INC
filed 2001-05-09
CIK 751156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                        Commission file number 2-92453-S

                                   ACTEK, INC.
             (Exact name of registrant as specified in its charter)

     WASHINGTON                                                91-1228719
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                         Identification  Number)

                                12740 38th N. E.
                               Seattle, Washington
                    (Address of principal executive offices)

                                      98125
                                   (Zip Code)

                                 (206) 363-0217
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X                              No
                  ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:
                              (Common  Stock)
                                     65,654 492
















                                TABLE OF CONTENTS



                                     PART I

                                                                         PAGE
                                                                         ----

ITEM  1          Financial  Statements
3

          Statements  of  Balance  Sheets  as  of  September 30, 2000
          And  June  30,  2000                                             3

          Statements  of  Operations  for  the  Three  Month
          Period  Ended September 30, 2000                                4-5

          Statements  of  Cash  Flows  for  the for the  Three Month
          Period  Ended  September  30, 2000                                6

          Notes  on  Financial  Statements                                  7

ITEM  2   Management's Discussion and Analysis of Financial Condition
                and  Results  of  Operations                                8


                                     PART II

ITEM  1     Legal  Proceedings                                              9

ITEM  2     Changes  in Securities                                          9

ITEM  3     Defaults  Upon Senior Securities                                9

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders
9

ITEM  5     Other  Information                                              9

ITEM  6     Exhibits and Reports on Form 8-K                                9

ACTEK,  INC.
BALANCE  SHEETS

                                           September 30, 2000   June  30,  2000
                                           ------------------  -----------------
ASSETS
CURRENT  ASSETS
Cash                                       $          49,280   $         64,155
Accounts  receivable,
  net of allowance for doubtful accounts             108,726            143,132
Inventory, net of reserve
  for obsolete inventory                             236,117            236,1