Form 10-Q
period 2000-12-31
ACTEK INC
filed 2001-05-09
CIK 751156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                        Commission file number 2-92453-S

                                   ACTEK, INC.
             (Exact name of registrant as specified in its charter)

     WASHINGTON                                              91-1228719
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                            Id.  Number)

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

          Yes      X                              No
                  ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2000:
                              (Common  Stock)
                                65,654 492

                                TABLE OF CONTENTS



                                     PART I

                                                                    PAGE
                                                                    ----

ITEM  1          Financial  Statements
3

          Statements  of  Balance  Sheets  as  of  December  31,  2000
          And  June  30,  2000                                                 3

          Statements  of  Operations  for  the  Three  Month
          Period  Ended  December 31, 2000                                   4-5

          Statements  of  Cash  Flows  for  the  for  the  Three  Month
          Period  Ended  December  31,  2000                                   6

          Notes  on  Financial  Statements                                     7

ITEM  2     Management's  Discussion  and  Analysis of Financial Condition
                        and  Results  of  Operations                           8


                                     PART II

ITEM  1     Legal  Proceedings                                                 9

ITEM  2     Changes  in Securities                                             9

ITEM  3     Defaults  Upon Senior Securities                                   9

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders
9

ITEM  5     Other  Information                                                 9

ITEM  6     Exhibits and Reports on Form 8-K                                   9

ACTEK,  INC.
BALANCE  SHEETS

                                          December 31, 2000      June 30, 2000
                                          -----------------    -----------------
ASSETS
CURRENT  ASSETS
Cash                                      $         34,712     $         64,155
Accounts  receivable,
  net of allowance for doubtful accounts            81,268              143,132
Inventory, net of reserve for
  obsolete inventory                               23