Form 10-Q
period 2001-03-31
ACTEK INC
filed 2001-05-17
CIK 751156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

          Yes      X                              No
                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001:
                              (Common  Stock)
                                65,654 492

                                TABLE OF CONTENTS



                                     PART I

                                                                         PAGE
                                                                         ----

ITEM  1          Financial  Statements
3

          Statements  of  Balance  Sheets  as  of  March  31,  2001
          And  June  30,  2000                                                3

          Statements  of  Operations  for  the  Three  Month
          Period  Ended  March  31,  2001                                   4-5

          Statements  of  Cash  Flows  for  the  for  the  Three  Month
          Period  Ended  March  31,  2001                                     6

          Notes  on  Financial  Statements                                    7

ITEM  2   Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations                                     8


                                     PART II

ITEM  1     Legal  Proceedings                                                9

ITEM  2     Changes  in Securities                                            9

ITEM  3     Defaults  Upon Senior Securities                                  9

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       9

ITEM  5     Other  Information                                                9

ITEM  6     Exhibits and Reports on Form 8-K                                  9

ACTEK,  INC.
BALANCE  SHEETS

                                           March 31, 2001   June 30, 2000
                                           ---------------  ---------------
ASSETS
CURRENT  ASSETS
  Cash                                     $        2,598   $       64,155
  Accounts  receivable, net of
    allowance for doubtful accounts               144,072          143,132
  Inventory, net of reserve for
   obsolete inventory                             361,402          236,117
  Employee advances                               147,058          145,341
                                           ---------------  ---------------
    TOTAL CURRENT ASSETS                          655,129          588,745
                                           ---------------  ---------------
PROPERTY  AND  EQUIPMENT
  Equipment                                       145,935          145,157
  Vehicles                                         30,574           30,574
  Leasehold improvements                            6,434            6,434
  Tooling                                          96,271           96,271
  Accumulated depreciation                       (254,771)        (244,474)
                                           ---------------  ---------------
    TOTAL PROPERTY AND EQUIPMENT                   24,444           33,962
                                           ---------------  ---------------
OTHER  ASSETS
  Investments (Bonds & Securities)                 48,094           48,094
  Deferred income taxes                            81,487           81,487
                                           ---------------  ---------------
    TOTAL OTHER ASSETS                            129,581          129,581
                                           ---------------  ---------------
    TOTAL ASSETS                           $      809,154   $      752,288
                                           ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
  Bank overdraft                           $         -      $        3,879
  Accounts payable                               167,245            48,220
  Accrued payroll and related liabilities            900            27,956
  Notes payable - current portion                  4,772             4,772
                                           ---------------  ---------------
    TOTAL CURRENT LIABILITIES                     172,918           84,827
                                           ---------------  ---------------
LONG-TERM  DEBT
  Notes payable, net of current portion           118,150          121,754
                                           ---------------  ---------------
COMMITMENTS AND CONTINGENCIES                         -                -
STOCKHOLDERS'  EQUITY
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    65,654,492 issued and outstanding              65,654           65,654
  Additional paid-in capital                      718,495          718,495
  Stock warrants                                    4,000            4,000
  Accumulated deficit                            (270,227)        (241,035)
  Accumulated other comprehensive income              163           (1,407)
                                           ---------------  ---------------
    TOTAL STOCKHOLDERS' EQUITY                    518,086          545,707
                                           ---------------  ---------------
TOTAL  LIABILITIES  AND
            STOCKHOLDERS' EQUITY           $      809,154   $      752,288
                                           ===============  ===============

ACTEK,  INC.
STATEMENTS  OF  OPERATIONS

                               For the 3 month  For the 9 month  For the Fiscal
                               Period Ending    Period Ending    Year Ending
                               March 31, 2001   March 31, 2001   June  30  2000
                               ---------------  ---------------  --------------
REVENUES                       $      314,243   $      792,229   $   1,232,238
                               ---------------  ---------------  --------------

COST  OF  SALES
  Materials                            16,477          249,940         466,745
  Direct labor                         54,307          163,547         255,355
  Occupancy expense                     3,347            9,090          11,403
  Freight                               2,927            8,576          21,694
  Depreciation & amortization             574            1,721           2,212
  Supplies                              2,437            5,053           7,556
  Overhead Allocation                   5,061           14,315             -
                               ---------------  ---------------  --------------
Total Cost of Sales                    85,129          452,241         764,965
                               ---------------  ---------------  --------------

GROSS PROFIT                          229,114          339,988         467,273
                               ---------------  ---------------  --------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization         2,846            8,576           9,895
  Salaries, wages and benefits         75,751          192,626         189,028
  Legal and professional               20,431           53,523          29,715
  Insurance                             8,152           16,918          26,352
  Bad debts                               -                 10          15,851
  Advertising                          15,597           64,135          36,962
  Occupancy                             3,377            9,251          11,403
  Other administrative expenses         6,906           23,243          43,305
                               ---------------  ---------------  --------------
Total General and
  Administrative Expenses             133,060          368,282         362,511
                               ---------------  ---------------  --------------
OPERATING INCOME                       96,054          (28,294)        104,762
                               ---------------  ---------------  --------------

OTHER  INCOME  (EXPENSE)
  Dividend and interest income             20            7,467          16,920
  Miscellaneous income                      3                3              25
  Interest Income/(expense)            (5,618)         (10,965)        (13,979)
                               ---------------  ---------------  --------------
Total Other Income/(Expense)           (5,595)          (3,494)          2,966
                               ---------------  ---------------  --------------

INCOME BEFORE INCOME TAXES             90,460          (31,789)        107,728
                               ---------------  ---------------  --------------

INCOME  TAXES
  Current                                 -                -            (20,084)
Deferred                                  -                -                -
                               ---------------  ---------------  --------------
Total income taxes                        -                -           (20,084)
                               ---------------  ---------------  --------------

NET  INCOME                    $       90,460   $      (31,789)  $      87,644
                               ===============  ===============  ==============

ACTEK,  INC.
STATEMENTS  OF  OPERATIONS
(CONTINUED)

                               For the 3 month  For the 9 month  For the Fiscal
                               Period Ending    Period Ending    Year Ending
                               March 31, 2001   June 30, 2000    June  30  2000
                               ---------------  ---------------  --------------

COMPREHENSIVE  INCOME          $       90,460   $      (31,789)  $      87,644

BASIC NET INCOME PER
  COMMON SHARE                 $          nil   $          nil   $         nil

DILUTED NET INCOME PER
  COMMON SHARE                 $          nil   $          nil   $         nil

WEIGHTED AVERAGE NUMBER OF
  BASIC COMMON SHARES
  OUTSTANDING                      65,654,492       65,654,492      65,654,492

WEIGHTED AVERAGE NUMBER OF
  DILUTED COMMON SHARES
  OUTSTANDING                      69,654,492       69,654,492      69,654,492

ACTEK,  INC.
STATEMENT  OF  CASH  FLOWS


                               For the 3 month  For the 9 month  For the Fiscal
                               Period Ending    Period Ending    Year Ending
                               March 31, 2001   March 31, 2001   June  30  2000
                               ---------------  ---------------  --------------

Cash flows from operating
  activities:
  Net income                  $        90,460   $      (31,789)  $      87,644
                               ---------------  ---------------  --------------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and
      amortization                      3,419           10,297          12,107
    Deferred income taxes                 -                -               -
Changes in assets and
  liabilities:
    Accounts receivable               (62,804)            (939)         51,562
    Inventory                        (125,285)        (125,286)        (53,891)
    Employee advances                   8,072           (1,717)        (31,830)
    Prepaid expenses                      -                -               -
    Other assets                          -                -               -
    Bank overdraft                        -             (3,879)        (26,769)
    Accounts payable                   54,859          119,026         (20,851)
    Accrued expenses                      467          (22,887)          1,684
    Interest payable                      -                -                19
                               ---------------  ---------------  --------------
Net cash provided by
  operating activities                (30,812)         (57,174)         19,675
                               ---------------  ---------------  --------------

Cash flows from investing
  activities:
  Purchase of equipment                   -               (779)        (10,444)
  Purchase of investments                 -                  0         (39,564)
                               ---------------  ---------------  --------------
Net cash used in investing
  Activities                              -               (779)        (50,008)
                               ---------------  ---------------  --------------

Cash flows from financing
  activities:
  Payments of notes payable            (1,302)          (3,604)         (3,192)
                               ---------------  ---------------  --------------
Net cash used by financing
  Activities                           (1,302)          (3,604)         (3,192)
                               ---------------  ---------------  --------------

NET INCREASE (DECREASE) IN CASH       (32,114)         (61,557)        (33,525)

CASH, BEGINNING OF PERIOD              34,712           64,155          43,533
                               ---------------  ---------------  --------------

CASH, END OF PERIOD            $        2,598   $        2,598   $      10,008
                               ===============  ===============  ==============

ACTEK,  INC.
(UNAUDITED)                                        Notes to Financial Statements
-----------


The financial statements of ACTEK, INC. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, ACTEK, INC. believes that the disclosures are adequate. These financial statements should be read in conjunction with the financial statements and notes thereto included in ACTEK, INC.'s annual report on Form10-K for the fiscal year ended June 30, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

The most significant change reflected in this report, compared to previous reports is the increase in the company's inventory which is $361,402 compared to $236,117 on June 30, 2000. This amount is based on an interim physical inventory taken on March 31, 2001, which resulted in a write-up of inventory previously expensed during the first two quarters of this fiscal year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company realized gross revenues of $314,243 in third quarter of fiscal year 2001 for a total of $792,229 for the first nine months of fiscal year 2001, which, when annualized, would be $1,056,305 compared to $1,232,238 in fiscal year 2000. The Company realized net income of $90,460 in the third quarter of fiscal year 2001. There was a $125,285 write-up of inventory previously expensed through cost of goods sold in the first six months reflecting the results of an interim physical inventory taken on March 31, 2001. Net loss for the first nine months of fiscal year 2001 is ($31,789). Net income for fiscal year 2000 was $87,644.

Both the growth in inventory & the Net loss in operating results reflect changes in the marketplace during this fiscal year & our investments in the future growth of the company. The markets for our products have been undergoing what management believes to be a short-term down turn. The company has been developing new versions of our products for some time & in preparation for introduction of these products we have expended moneys for both development expenses & for additional inventory.

At March 31, 2001, the Company has $655,129 in current assets including cash in the amount of $2,598. Current liabilities were $172,918, although $50,000 of that will be restructured into long-term debt after March 31. The Company's working capital balance is $482,211 at March 31, 2001 compared to $503,918 at June 30, 2000, which management believes preserves the Company in a good financial position.






























                                     8 of 9

                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACTEK, INC.
                                   -----------
                                  (Registrant)

/s/  Frederick E. Graham                 /s/  Jeretta C. Graham
____________________________             ____________________________
Frederick  E.  Graham                    Jeretta  C.  Graham
President  and  Director                 Secretary  and  Director

   May 16, 2001                              May 16, 2001
______________________________          ______________________________
Date                                   Date