Form 10KSB
period 2001-06-30
ACTEK INC
filed 2001-10-15
CIK 751156

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1933

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

       For  the  year  ended  June  30,  2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1933 (NO FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ( )    NO  (X)

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at June 30, 2001, was approximately $69,654. As of June 30, 2001, there were 69,654,420 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

Item  1.   Business                                                           3

Item  2.   Properties                                                         3

Item  3.   Legal  Proceedings                                                 3

Item  4.   Submission of Matters to a Vote of Security Members                3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                             4

Item  6.   Selected  Financial  Data                                        4-5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and Results of Operations                            6

Item  8.  Financial  Statements                                               6

Item  9.  Changes in and Disagreements with Accountants                       6

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant          20

Item  11.  Executive  Compensation                                           20

Item  12.  Security Ownership of Certain Beneficial Owners
           and  Management                                                   20

Item  13.  Certain  Relationships  and  Related  Transactions                20

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                       21

Signature  Page                                                              21

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

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

None

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  2001.

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price ranges of the Company's common stock during each quarter of the years 2001 and 2000 is shown at PAR value due to the fact that there was no market maker then actively trading the company's stock, as follows:


                      Fiscal Year 2001                Fiscal Year 2000
                 ----------------------------   ------------------------------
                    High            Low              High             Low
                    ----            ---              ----             ---
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

Title  Class  (1)                    Number  of  Record  Holders  June  30, 2001
------------                         -------------------------------------------
Common  stock,  par  value                       Approximately  320  (1)
$0.001  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  2001  or  2000.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:
Selected  Income  Statement  Data:

                                   Fiscal Years Ended June 30,
                                   ---------------------------
   (In 000's)          1997          1998          1999        2000       2001
                       ----          ----          ----        ----       ----

Gross Revenues         $871          $929          $1,122      $1,232     $1,053

Net income (loss)        35           (42)            278          86      (77)
Per share               nil          (nil)            nil         nil       nil
Cash dividends
  per  share            -0-           -0-             -0-         -0-      -0-

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

Item  6  -  SELECTED  FINANCIAL  DATA  (CONTINUED)

The following data should be read in conjunction with the Company's financial statements and the notes thereto:


Selected  Balance  Sheet  Data: Fiscal Years Ended June 30,
                             ---------------------------
   (In 000's)           1997          1998        1999       2000       2001
                        ----          ----        ----       ----       ----

Current Assets          $364          $325        $568       $589       $651
Current Liabilities      149           138         134         85        189

Working Capital          215           187         434        504        462
Total Assets             442           352         715        752        815
Long-term debt           157           143         122        122        166
Stockholders'
  Equity                 154           89          460        546        460


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company realized gross revenues of $1,053,405 in fiscal year 2001 compared to $1,232,238 in fiscal year 2000, a 14.5% decrease, breaking a five-year growth period from fiscal years 1996 through 2000. The Company realized net loss of ($86,074) in fiscal year 2001 compared to a net income of $86,074 for fiscal year 2000. This lower profitability is due to several factors that were important to the company during fiscal year 2001:

a) Sales were lower due to reduced activity by our largest machine-manufacturing customers.
b) Although acquiring new customers with strong potential, their sales have not ramped up strongly as expected because of economic uncertainty in the marketplace.
c) Release of our products has been delayed because of technical problems which have taken longer to solve than anticipated.
d) Competition has become stronger with the market's decrease in available business.
e) Our inventory costs were high because of buying for new products that could not be shipped.
f) Our professional services costs were very high because of new services required to bring our financial reporting into compliance with SEC requirements.

Management is confident of our growth in the future but anticipates that there will be problems during the current market downturn.

At June 30, 2001, the Company has $650,867 in current assets. This includes cash totaling $17,719. Current liabilities were $184,047 thus; the Company's working capital balance is $461,820 at June 30, 2001. Management points out that the results of our strategies over a long period of time has been an almost continuous reduction in liabilities; an almost continuous increase in assets and a resultant almost continuous increase in working capitol and shareholder equity. This, along with our aggressive write-off of intangible assets has resulted in a balance sheet and income statement that should provide confidence to all shareholders.

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following  Part II of the report.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

In July 2000, the Company retained the certified public accounting firm of Williams and Webster, P.S. of Spokane, Washington as independent auditors for the fiscal 1999 through 2001 financial statements.







                                   ACTEK, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001







                                   ACTEK, INC.

                                 C O N T E N T S








Independent  Auditor's  Report                                     1
Balance  Sheets                                                    2
Statements  of  Operations  and  Comprehensive  Income  (Loss)     3
Statement  of  Stockholders'  Equity                               4
Statements  of  Cash  Flows                                        5
Notes  to  the  Financial  Statements                              6

The  Board  of  Directors
Actek,  Inc.
Seattle,  Washington


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Actek, Inc. as of June 30, 2001 and 2000, and the related statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actek, Inc. as of June 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
September  20,  2001

ACTEK, INC.
BALANCE SHEETS
                                                    June 30,        June 30,
                                                      2001            2000
                                                 --------------  --------------
ASSETS
CURRENT  ASSETS
  Cash                                           $      17,719   $      64,155
  Accounts receivable,  net of allowance for
    doubtful  accounts                                 139,229         143,132
  Inventory, net of reserve for obsolete
    inventory                                          340,125         236,117
  Employee advances                                    153,794         145,341
                                                 --------------  --------------
          TOTAL CURRENT ASSETS                         650,867         588,745
                                                 --------------  --------------
PROPERTY  AND  EQUIPMENT
  Equipment                                            147,717         145,157
  Vehicles                                              30,574          30,574
  Leasehold  improvements                                6,434           6,434
  Tooling                                               96,271          96,271
  Accumulated  depreciation                           (258,234)       (244,474)
                                                 --------------  --------------
          TOTAL  PROPERTY  AND  EQUIPMENT               22,762          33,962
OTHER  ASSETS
  Investments                                           41,956          48,094
  Deferred  income  taxes                               99,659          81,487
                                                 --------------  --------------
          TOTAL  OTHER  ASSETS                         141,615         129,581
                                                 --------------  --------------
TOTAL  ASSETS                                    $     815,244   $     752,288
                                                 ==============  ==============
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
  Checks  in  excess  of  deposits               $      23,924   $       3,879
  Accounts  payable                                    112,280          48,220
  Accrued payroll and related liabilities               25,605          27,956
  Line  of  credit                                      20,250             -
  Notes  payable  -  current  portion                    6,988           4,772
                                                 --------------  --------------
          TOTAL  CURRENT  LIABILITIES                  189,047          84,827
                                                 --------------  --------------
LONG-TERM  DEBT
  Notes  payable,  net  of  current  portion           166,204         121,751
                                                 --------------  --------------
COMMITMENTS  AND  CONTINGENCIES                            -               -
                                                 --------------  --------------
STOCKHOLDERS'  EQUITY
  Common stock, $0.001 par value; 100,000,00
    shares authorized, 65,654,492 issued and
    outstanding                                         65,654          65,654
  Additional  paid-in  capital                         718,495         718,495
  Stock  warrants                                        4,000           4,000
  Accumulated  deficit                                (318,285)       (241,035)
  Accumulated  other  comprehensive  loss               (9,871)         (1,407)
                                                 --------------  --------------
          TOTAL  STOCKHOLDERS'  EQUITY                 459,993         545,707
                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     815,244   $     752,285
                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

ACTEK, INC.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

                                                      Years Ended June 30,
                                                 ------------------------------
                                                      2001            2000
                                                 --------------  --------------

REVENUES                                         $   1,053,405   $   1,232,238
                                                 --------------  --------------

COST  OF  SALES
  Materials                                            348,747         466,745
  Direct  labor  and  burden                           180,304         255,355
  Occupancy  expense                                     9,090          11,403
  Freight                                                8,576          21,694
  Depreciation  and  amortization                        1,721           2,212
  Supplies                                               5,053           7,556
                                                 --------------  --------------
          Total  Cost  of  Sales                       553,491         764,965
                                                 --------------  --------------
GROSS PROFIT                                           499,914         467,273
                                                 --------------  --------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES
  Depreciation  and  amortization                       12,039           9,895
  Salaries,  wages  and  benefits                      349,742         189,028
  Legal  and  professional                              71,290          29,715
  Insurance                                             25,062          26,352
  Bad  debts                                            10,010          15,851
  Advertising                                           58,800          36,962
  Occupancy                                             15,892          11,403
  Other  administrative  expenses                       57,583          43,305
                                                 --------------  --------------
     Total General and Administrative Expenses         600,418         362,511
                                                 --------------  --------------

OPERATING  INCOME  (LOSS)                             (100,504)        104,762
                                                 --------------  --------------

OTHER  INCOME  (EXPENSE)
  Dividend  and  interest  income                       13,966          16,920
  Miscellaneous  income                                     16              25
  Interest  expense                                     (8,900)        (13,979)
                                                 --------------  --------------
          Total  Other  Income  (Expense)                5,082           2,966
                                                 --------------  --------------
INCOME  (LOSS)  BEFORE  INCOME  TAXES                  (95,422)        107,728

INCOME  TAXES
  Current                                                  -           (20,084)
  Deferred                                              18,172             -
                                                 --------------  --------------
          Total  income  taxes                          18,172         (20,084)
                                                 --------------  --------------
NET  INCOME  (LOSS)                                    (77,250)         87,644




The accompanying notes are an integral part of these financial statements.

ACTEK, INC.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)  (CONTINUED)

                                                      Years Ended June 30,
                                                 ------------------------------
                                                      2001            2000
                                                 --------------  --------------

OTHER  COMPREHENSIVE  LOSS
  Unrealized loss on market value of investments        (8,464)         (1,570)
                                                 --------------  --------------

COMPREHENSIVE  INCOME (LOSS)                     $     (85,714)  $      86,074
                                                 ==============  ==============

BASIC NET INCOME (LOSS) PER COMMON SHARE         $      nil      $      nil
                                                 ==============  ==============

DILUTED NET INCOME (LOSS) PER COMMON SHARE       $      nil      $      nil
                                                 ==============  ==============

WEIGHTED AVERAGE NUMBER OF BASIC
  COMMON SHARES OUTSTANDING                         65,654,492      65,654,492
                                                 ==============  ==============

WEIGHTED AVERAGE NUMBER OF DILUTED
  COMMON SHARES OUTSTANDING                         65,654,492      69,654,492
                                                 ==============  ==============
































The accompanying notes are an integral part of these financial statements.

ACTEK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           Accum-
                                                                             ulated
                                                                           Other
                    Common Stock                                           Compre-
                ----------------------  Additional             Accum-       hensive
                  Number                Paid-in     Stock       ulated     Income
                 Of Shares    Amount    Capital     Warrants   Deficit     (Loss)       Total
                ----------  ----------  ----------  ---------  ----------  ---------  ----------
Balance,
  July 1, 1999  65,654,492  $  65,654   $ 718,495   $  4,000   $(328,679)  $    163   $ 459,633

Net income for
  the year ended
  June 30, 2000        -          -           -           -       87,644     (1,570)     86,074
                ----------  ----------  ----------  ---------  ----------  ---------  ----------
Balance,
  June 30, 2000 65,654,492    65,654      718,495      4,000    (241,035)    (1,407)    545,707

Net loss for
  the year ended
  June 30, 2001        -         -            -          -       (77,250)    (8,464)    (85,714)
                ----------  ----------  ----------  ---------  ----------  ---------  ----------
Balance,
  June 30, 2001 65,654,492  $  65,654   $ 718,495   $  4,000   $(318,285)  $ (9,871)  $ 459,993
                ==========  ==========  ==========  =========  ==========  =========  ==========
































The accompanying notes are an integral part of these financial statements.

ACTEK, INC.
STATEMENTS OF CASH FLOWS


                                                      Years Ended June 30,
                                                 ------------------------------
                                                      2001            2000
                                                 --------------  --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  income  (loss)                            $     (77,250)  $      87,644
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
       Depreciation  and  amortization                  13,760          12,107
       Deferred  income  taxes                             -            20,084
  Changes  in  assets  and  liabilities:
    Accounts  receivable                                 3,903          51,562
    Inventory                                         (104,008)        (53,891)
    Employee  advances                                  (8,453)        (31,830)
    Checks in excess of deposits                        20,045         (26,769)
    Accounts  payable                                   64,060         (20,851)
    Accrued  expenses                                   (2,351)          1,684
    Interest  payable                                      -                19
                                                 --------------  --------------
Net cash provided by operating activities              (90,294)         39,759
                                                 --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  equipment                               (2,560)        (10,444)
  Purchase  of  investments                             (2,329)        (39,564)
                                                 --------------  --------------
Net cash used in investing activities                   (4,889)        (50,008)
                                                 --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  line  of  credit                      20,250             -
  Proceeds from (payments of) notes payable             46,669          (3,192)
                                                 --------------  --------------
Net  cash  used  by  financing  activities              66,919          (3,192)
                                                 --------------  --------------

NET  INCREASE  (DECREASE)  IN  CASH                    (28,264)        (13,441)

CASH,  BEGINNING  OF  PERIOD                            64,155          77,596
                                                 --------------  --------------

CASH,  END  OF  PERIOD                           $      35,891   $      64,155
                                                 ==============  ==============

SUPPLEMENTAL  INFORMATION
     Interest,  paid in cash                     $       9,260   $      13,979
     Taxes,  paid  in  cash                      $         -     $        -








The accompanying notes are an integral part of these financial statements.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

In June 1987, the Company completed a merger with Resource Reserve for the purpose of raising additional investment capital and the liquidity of its investment in Resource via the public trading of their stock. However, the Company did not realize any additional capital or gains as result of this merger.

During the period from 1987 to 1991, the Company downsized to allow continuation of the business based on obtainable sales. In addition, the president of the Company, personally guaranteed loans for the Company as a means of providing the necessary financing for Company growth.

Since 1992, the Company has experienced increased sales volume and has reinvested most of its discretionary revenue in new product development. This has enabled the Company to launch a new advertising campaign. Management announced a series of new controller products in January 2001.


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

Basis  of  Accounting
---------------------
The Company's uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Year-End
--------
The  Company  has  elected  a  June  30  year-end.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Doubtful  Accounts
----------------------------------
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. During the years ended June 30, 2001 and 2000, the Company expensed $10,010 and $15,851 as bad debts. Receivables are shown net of allowance for bad debts of $15,000 and $5,000 as of June 30, 2001 and 2000, respectively.

Property  and  Equipment
------------------------
Property, plant and equipment are stated at cost. All expenditures for improvements, replacements and additions are added to the asset accounts at cost. Expenditures for normal repairs and maintenance are charged against earnings as incurred.

Depreciation is provided for by the use of the straight-line method over the estimated useful lives of the assets ranging from three to eleven years. Depreciation expense for the years ended June 30, 2001 and 2000 was $13,760 and $12,107, respectively.

Basic  and  Diluted  Net  Income  Per  Share
--------------------------------------------
Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Diluted net income (loss) per share was computed by dividing the net income
(loss) by the weighted average number of shares outstanding during the year assuming conversion of the outstanding warrants for the year ended June 30, 2000. Outstanding warrants were not included in the computation of diluted loss per share for the year ended June 30, 2001, because their effect would be antidilutive.

Compensated  Absences
---------------------
Employees of the Company are entitled to paid vacation and personal days off, depending on job classification, length of service, and other factors. Accrued vacation included in accrued expenses in the attached financial statements is $7,237 and $8,910 for the years ended June 30, 2001 and 2000, respectively.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, accounts receivable, investments, accounts payable, notes payable and accrued liabilities approximate their fair value.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001 and 2000.

Revenue  Recognition  Policy
----------------------------
Revenues from sales of product are recognized when the product is shipped. Sales returns and allowances are recognized when incurred.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Advertising  Policy
-------------------
Advertising  costs  are  expensed  as  incurred.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $99,659, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company has determined that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, no valuation allowance to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $498,294, which expire in the years 2007 through 2021.

Accounting  Pronouncements
--------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This
statement  provides  accounting  and   reporting  standards  for  transfers  and
servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  3  -  INVENTORIES

Inventories consist primarily of raw materials, finished goods and goods purchased for resale and are valued at the lower of cost (first in, first out) or market. Inventories at June 30, 2001 and 2000 consist of the following:

                                            2001                   2000
                                       ------------            ------------
     Raw  Materials                    $    229,071            $    183,273
     Goods  Purchased  for  Resale           52,489                  49,084
     Finished  Goods                         61,065                   5,260
                                       ------------            ------------
     Total                                  342,625                 238,617
     Less  Reserve  for Obsolescence         2,500                   2,500
                                       ------------            ------------
     Net  inventory                    $    340,125            $    236,117
                                       ============            ============

At June 30, 2001 and 2000, the Company's inventories of $340,125 and $236,117, respectively, are stated net of a reserve for obsolescence of $2,500.

NOTE  4  -  INVESTMENTS

At June 30, 2001 and 2000 the Company's securities investments were considered as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

At  June  30,  2001  and  2000 the market values of investments were as follows:

                               June  30,  2001      June  30,  2000
                              ----------------     ----------------
     Common  Stock            $        32,644      $        39,194
     Debt  Securities                   9,312                8,900
                              ----------------     ----------------
                              $        41,956      $        48,094
                              ===============      ================

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  5  -  NOTES  PAYABLE

Notes  payable  consist  of  the  following  at  June  30,  2001  and  2000:

Creditor  and  Conditions                                 2001           2000
----------------------------------                    ------------  ------------

Bank of America, line of credit,
secured by deed of trust for real
estate owned by the Company's
president, interest at 8.375%, due
October 25, 2009.                                     $      -     $   126,526

Bank  of  America,  secured  by deed
of trust on real estate owned by the
Company's  president,  interest  at
6.942%,  monthly  payment  of
$1,565.93,  due June 1, 2016.                            173,192           -
----------------------------------                    ------------  ------------
Total  notes  payable                                    173,192       126,526

Less  current  portion                                     6,988         4,772
----------------------------------                    ------------  ------------

Total notes payable, net of current portion           $  166,204    $  121,751
                                                      ============  ============

Following  are  maturities  of  long-term  debt for each of the next five years:

          June  30,  2002                         $     6,988
          June  30,  2003                               7,489
          June  30,  2004                               8,025
          June  30,  2005                               8,600
          June  30,  2006                               9,217
                                                  -----------
                                                  $    40,319
                                                  ===========

NOTE  6  -  LINE  OF  CREDIT

At June 30, 2001, the Company has borrowed $20,250 from Bank of America on a $50,000 line of credit. The line of credit is unsecured with overdraft protection linked to the business checking account and bears interest at prime plus 4.125%.

NOTE  7  -  COMMON  STOCK

Common stockholders are entitled to one vote per share and have the right to elect all directors.

                                    ACTEK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  8  -  STOCK  WARRANTS

At June 30, 2001 and 2000, the Company had outstanding warrants to purchase 4,000,000 shares of the Company's common stock, at $0.001 per share. The warrants became exercisable on June 30, 1990 and expire June 30, 2999. At June 30, 2001, the Company has reserved 4,000,000 shares of common stock for that purpose.


NOTE  9  -  RELATED  PARTY  TRANSACTIONS

The Company has advances to an officer in the amounts of $108,041 and $111,041 at June 30, 2001 and 2000, respectively. These advances are uncollateralized, with no stated maturity, and bear no interest, however, interest was calculated at the applicable federal rate in place at June 30, 2000 and 2001 in the rate of 9.5% and 8.5% respectively. As of June 30, 2001 and 2000, imputed interest of $45,504 and $34,199, respectively, is included in employee advances.

The Company has a note payable as of June 30, 2001 that is secured by a deed of trust on real estate owned by the Company's president. See Note 5.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

The Company leases warehouse and office facilities in Seattle, Washington under a month-to-month agreement for $1,700 per month. A longer extension to the lease is in the process of negotiation.

NOTE  11  -  401K  PLAN

The Company's 401K plan, known as the Actek Employee Retirement Plan, became effective on December 15, 1997. To be eligible for participation, employees must have completed a minimum of one year of service, consisting of at least 1,000 hours of service and be at least 21 years of age. Eligible employees may contribute up to 20% of gross wages and the Company may elect to match 50% of employee contributions up to 5% of gross wages. Participants in the plan become fully vested upon completion of six years of services. Matching contributions were $6,632 and $5,990 for the years ended June 30, 2001 and 2000, respectively, and are included in salaries, wages and benefits in these financial statements.

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

                                    PART III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Name of Executive Officers and            Principal Occupation, Five Year
Directors and Positions Held         Age  Business History and Directorships
-----------------------------------  ---  --------------------------------------
Frederick  E.  Graham,                    Electrical Engineer & President of
President  and  Director              59  Actek, Inc. for more than the past
                                          five  years.

Jeretta  C.  Graham,                  65  Homemaker & Wife of the President of
Secretary  and  Director                  Actek, Inc. for more than five years

Erling  C. Hesla,                     77  Resigned 1988-Employed in engineering
Former  Director  and  founder            for more than the past five years.

John  R.  Cook,                       58  Resigned 1989-Employed  in engineering
Former Vice-President, Director           for more than the past five years.
and  founder

William  Hofias,                      67  Resigned  1988-Retired
Former  Director

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

ITEM  11  -  EXECUTIVE  COMPENSATION

The  President  currently  draws  salary  in  the  amount  of  $78,000/year.

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

     Frederick  E.  Graham  and  Jeretta  C.  Graham,  own  59,262,870  shares.

     John  R.  Cook  owns  997,362  shares  and  warrants for  4,000,000 shares.

     Erling  C.  Hesla  owns  1,274,570  shares.

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, F. E. Graham, has often advanced cash to the Company. The total amount currently advanced was $0.00 as of June 30, 2001.

                                   ACTEK, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 8 of this report.

(b)  Exhibits

         No  additional  exhibits  are  filed  as  a  part  of  this  report.


                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Actek, Inc.
                                   -----------
                                  (Registrant)


/S/  Frederick E. Graham              /S/ Jeretta C. Graham
-------------------------------       --------------------------------
Frederick  E.  Graham                 Jeretta  C.  Graham
President  and  Director              Secretary  and  Director


     October 15,  2001                           October 15,  2001
     -------------------                         -------------------
Date                                   Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/  Frederick E. Graham              /S/ Jeretta C. Graham
-------------------------------       --------------------------------
Frederick  E.  Graham                    Jeretta  C.  Graham
President  and  Director                 Secretary  and  Director


     October 15,  2001                           October 15,  2001
     -------------------                         -------------------
Date                                   Date